Form 10-K
period 1997-12-31
DLJ MORTGAGE ACCEPTANCE CORP
filed 1998-01-23
CIK 834163

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 333-39325

                          DLJ MORTGAGE ACCEPTANCE CORP.
               (Exact name of Registrant as Specified in Charter)

Delaware                                                 13-3460894
(State or Other                                          (IRS Employer
Jurisdiction of Incorporation)                           Identification No.)

277 Park Avenue, New York, New York                      10172
Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 892-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
None                                   None

Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X_____ NO _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. Not Applicable

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997. Not Applicable

                                     PART I

Item 1.  BUSINESS

Omitted.


Item 2.  PROPERTIES

NOT APPLICABLE

Item 3.  LEGAL PROCEEDINGS

NONE

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Registrant's securities subject to this filing.

Number of holders of record of the Certificates as of December 31,1997: Three

Item 6. SELECTED FINANCIAL DATA

Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOT APPLICABLE

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURE

None.
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

Item 11. EXECUTIVE COMPENSATION

Omitted.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of December 31, 1997 as to each Certificateholder of record of more than 5% of the Certificates:

Class of First Greensboro Home
Equity Loan Pass-Through          Name and Address of
Certificates, Series 1997-2       Beneficial Owner                    % of Class
------------------------------    -------------------                 ----------

Class A-1                         Firestar Trust Company                 100
                                  Corporate Trust Department
                                  1555 North River Center
                                  Suite 301
                                  Milwaukee, WI 53212

Class A-2                         PNC Bank, N.A./Pittsburgh              100
                                  One PNC Plaza, 9th Floor
                                  249 5th
                                  Pittsburgh, PA 15222-7707

Class A-3                         Issuer Services                        100
                                  c/o ADP Proxy Services
                                  51 Mercedes Way
                                  Edgewood, NY 11717

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) None

(b)-(d) Omitted.
                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. The consolidated financial statements of Financial Security Assurance Inc. (the certificate insurer for First Greensboro Home Equity Loan Pass-Through Certificates, Series 1997-2) and subsidiaries contained in the annual report on form 10-k for the year ended December 31, 1996 which has been filed with the SEC by Financial Security Assurance Inc. is hereby incorporated herein by reference.

2. Not Applicable

3. Exhibits

13. Annual Statement


(b)-(d) Omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 20th day of January, 1998.

                                       DLJ MORTGAGE ACCEPTANCE CORP.
                                       -----------------------------------------
                                                              (Registrant)


                                       By:  /s/  Paul Najarian
                                            ----------------------------
                                            Name:  Paul Najarian
                                            Title: Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of January, 1998.


SIGNATURE                          TITLE                                  DATE
---------                          -----                                  ----
  /s/  Leon M. Pollack             President and Director (Principal      January 20, 1998
----------------------             Executive Officer)
Leon M. Pollack


  /s/  Marjorie S. White           Secretary and Treasurer (Principal     January 20, 1998
------------------------           Financial Officer)
Marjorie S. White

  /s/  David F. DeLucia            Director                               January 20, 1998
-----------------------
David F. DeLucia

  /s/  Steven L. Kantor            Director and Senior Vice President     January 20, 1998
-----------------------
Steven L. Kantor