Form 10-K
period 2000-12-29
DLJ MORTGAGE ACCEPTANCE CORP
filed 2001-03-30
CIK 834163

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

277 Park Avenue
New York, New York                                           10172

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(212) 892-3000

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were less than 300 participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  First Nationwide Trust
  Mortgage Pass-Through Certificates
  Series 2000-2 Class I-A-1       Cede & Co
  Series 2000-2 Class I-X         Cede & Co
  Series 2000-2 Class I-P         Cede & Co
  Series 2000-2 Class I-B-1       Cede & Co
  Series 2000-2 Class I-B-2       Cede & Co
  Series 2000-2 Class I-B-3       Cede & Co
  Series 2000-2 Class I-B-4       Credit Suisse First Boston Corp.
                                  5 World Trade Center, 7th Floor
                                  New York, NY  10048
  Series 2000-2 Class I-B-5       Credit Suisse First Boston Corp.
                                  5 World Trade Center, 7th Floor
                                  New York, NY  10048
  Series 2000-2 Class I-B-6       Credit Suisse First Boston Corp.
                                  5 World Trade Center, 7th Floor
                                  New York, NY  10048
  Series 2000-2 Class II-A-1      Cede & Co
  Series 2000-2 Class II-A-2      Cede & Co
  Series 2000-2 Class II-A-3      Cede & Co

































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

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  October 25, 2000; November 27, 2000, December 26,2000



  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Nationwide Trust
Mortgage Pass-Through Certificates Series 2000-2

  /s/  Mary Fonti,  Trust Officer
     Bank One



Date:  March 31, 2001


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2000

  First Nationwide Trust
  Mortgage Pass-Through Certificates Series 2000-2
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                     $170,685,993.63
  Principal Collections                $691,580.64
  Realized Loss                              $0.00
  Gross Interest Collections (1)     $3,344,144.03
  Servicer Fees                        $182,069.55
  Trustee Fees                           $4,271.94

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                    1      $284,961.65
  60-89 days                    0            $0.00
  90+ days                      0            $0.00
  Foreclosures                  0            $0.00
  Bankruptcies                  0            $0.00
  REO Properties


  Certificate     Balance         Interest         Principal

  Class I-A-1     $126,792,960.39    $2,384,166.19    $672,839.61
  Class I-X         $2,009,487.74       $37,854.40          $0.00
  Class I-P           $653,776.28            $0.00      $2,614.32
  Class I-B-1       $3,161,720.55       $59,377.26      $7,579.45
  Class I-B-2       $1,614,529.57       $30,320.94      $3,870.43
  Class I-B-3         $739,926.21       $13,895.85      $1,773.79
  Class I-B-4         $538,209.78       $10,107.61      $1,290.22
  Class I-B-5         $269,055.01        $5,052.87        $644.99
  Class I-B-6         $403,715.91        $7,581.80        $967.76
  Class II-A-1     $15,297,495.60      $299,165.61    $214,504.40
  Class II-A-2     $11,214,504.40            $0.00          $0.00
  Class II-A-3     $10,000,000.00      $193,749.99          $0.00

















       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee