Form 10-K
period 2002-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE ACCEPTANCE CORP
filed 2003-04-01
CIK 834163

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                          (X) ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2002
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For The Transition Period From ________________ to ________________

                        Commission File Number 333-65554-03
                        CIT Home Equity Loan Trust 2002-1

             DELAWARE                                No. 13-3460894
   (State or other jurisdiction             (I.R.S. EMPLOYER IDENTIFICATION)
         of incorporation)

                    c/o The CIT Group/Consumer Finance, Inc.
                    1 CIT Drive, Livingston, New Jersey 07039

                         Telephone Number (973) 740-5000

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of exchange on
              Title of each class                          which registered
             ---------------------                       -------------------
   Home Equity Loan Asset Backed Certificates                    None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

                                     PART I

Item   Description                                                          Page
----   -----------                                                          ----

2.     Properties                                                             1
3.     Legal Proceedings                                                      1
4.     Submission of Matters to a Vote of Security-Holders                    1

                                     PART II

5.     Market for Registrant's  Common Equity and Related Stockholder
         Matters                                                              1
9.     Changes in and  Disagreements  with  Accountants  on Accounting
         and Financial Disclosure                                             1

                                    PART III

12.    Security Ownership of Certain Beneficial Owners and Management         2
13.    Certain Relationships and Related Transactions                         2

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K       2

                                     PART I

ITEM 2. PROPERTIES

        The CIT Home Equity Loan Trust 2002-1 (the "Trust") owns first and second lien mortgage loans secured by primarily one-to-four-family residential properties.

ITEM 3. LEGAL PROCEEDINGS

        The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter has been submitted to a vote of the holders of the Trust's Home Equity Loan Asset Backed Certificates through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Home Equity Loan Asset Based Certificates of the Trust. As of December 31, 2002, the approximate number of holders of record were as follows: 40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            a) Documents filed as a part of the report:

            Exhibits:

            99.1  Report of Independent Accountants

            99.2 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

            99.3  Schedule  of  Year-to-Date   Distributions  of  Principal  and
                  Interest  to   Certificate   Holders  and  Pool   Balance  and
                  Delinquencies as of December 31, 2002.

            99.4  Annual Officer's Certificate

            b)    Current Reports on Form 8-K:

                              Items
                    Date      Reported         Financial Statements
                    ----      --------         --------------------
                  2/11/03       5, 7     March report to certificate holders
                  2/11/03       5, 7     April report to certificate holders
                  2/11/03       5, 7     May report to certificate holders
                  2/11/03       5, 7     June report to certificate holders
                  2/11/03       5, 7     July report to certificate holders
                  2/11/03       5, 7     August report to certificate holders
                  2/11/03       5, 7     September report to certificate holders
                  2/11/03       5, 7     October report to certificate holders
                  2/11/03       5, 7     November report to certificate holders
                  2/11/03       5, 7     December report to certificate holders

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CIT Home Equity Loan Trust 2002-1

                                             By: JPMorgan Chase Bank, as Trustee

                                             By:  __________________________
                                             Name:
                                             Title:

Dated: March 31, 2003

      I, Kenneth P. Reynolds, a Senior Vice President and Chief Financial Officer in charge of the servicing function of The CIT Group/Consumer Finance, Inc., as servicer for CIT Home Equity Loan Trust 2002-1, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement and except as disclosed in the reports, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

5. This annual report discloses all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

Date: March 31, 2003


/s/ Kenneth P. Reynolds
-------------------------------
Name:    Kenneth P. Reynolds
Title:   Senior Vice President and Chief Financial Officer
The CIT Group/Consumer Finance, Inc.

                                  EXHIBIT INDEX

Exhibit No.

      99.1  Report of Independent Accountants.

      99.2 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

      99.3 Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2002.

      99.4  Annual Officer's Certificate

PricewaterhouseCoopers  [LOGO]
--------------------------------------------------------------------------------

                                                      PricewaterhouseCoopers LLP
                                                     1177 Avenue of the Americas
                                                               New York NY 10036
                                                        Telephone (646) 471 4000
                                                        Facsimile (646) 471 4100


                        Report of Independent Accountants

The CIT Group/Consumer Finance, Inc.

We have examined management's assertion about The CIT Group/Consumer Finance, Inc.'s (the "Company's"), a wholly owned subsidiary of CIT Group Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, as included in the accompanying management assertion (see Exhibit I) for CIT Home Equity Loan Trust 2002-1 and CIT Home Equity Loan Trust 2002-2. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, except as noted in Exhibit I, is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, NY
March 26, 2003

                                                                    Exhibit 99.2

                  Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards

March 26, 2003

As of and for the year ended December 31, 2002, The CIT Group/Consumer Finance, Inc. (the "Company"), a wholly owned subsidiary of CIT Group Inc., has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as servicer for trusts identified at Attachment 1. During the year ended December 31, 2002, certain instances of noncompliance with the standards occurred as noted below:

Mortgagor Loan Accounting

Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain accounts contained incorrect reset dates. The Company's existing internal control structure initially identified the affected accounts and management has supplemented its procedures to review adjustments processed. Management does not believe these items have a material impact on the loan records.

As of and for this same period, CIT Group Inc. had in effect a financial institution bond, computer crime policy, and errors and omissions policy in the following amounts:

--------------------------------------------------------------------------------
      Insurance Type                   Coverage              Effective period
--------------------------------------------------------------------------------
Financial institution bond               $60mm              09/30/98 to 09/15/02
                                      ------------------------------------------
                                         $60mm              09/30/02 to 09/30/03
--------------------------------------------------------------------------------
Computer crime policy                    $60mm              09/30/98 to 09/15/02
                                      ------------------------------------------
                                         $60mm              09/30/02 to 09/30/03
--------------------------------------------------------------------------------
Errors and omissions                     $25mm              12/30/01 to 12/30/02
                                      ------------------------------------------
                                         $10mm              12/30/02 to 12/30/03
--------------------------------------------------------------------------------


/s/ Thomas B. Hallman
-------------------------------------
Thomas B. Hallman
President & Chief Executive Officer
The CIT Group/Consumer Finance, Inc.


/s/ Kenneth P. Reynolds
-------------------------------------
Kenneth P. Reynolds
Senior Vice President and Chief Financial Officer
The CIT Group/Consumer Finance, Inc.


/s/ Frank Garcia
-------------------------------------
Frank Garcia
Senior Vice President
The CIT Group/Consumer Finance, Inc.